Form 10-K
period 2015-12-31
Santander Drive Auto Receivables Trust 2015-4; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2016-03-30
CIK 1649011, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

SANTANDER DRIVE AUTO RECEIVABLES TRUST 2015-4

(Exact name of issuing entity as specified in its charter)

Commission file number of the issuing entity: 333-192513-08

Central Index Key Number of issuing entity: 0001649011

SANTANDER DRIVE AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-192513

Central Index Key Number of depositor: 0001383094

SANTANDER CONSUMER USA INC.

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540151

Delaware

(State or other jurisdiction of incorporation or organization of the issuing entity)

61-1766174

(I.R.S. Employer Identification No. of the issuing entity)

c/o Santander Drive Auto Receivables LLC

1601 Elm Street, Suite 800

Dallas, Texas 75201

(Address of principal executive offices)

(214) 292-1930

(Telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 4:	Reserved

Item 1B. Unresolved Staff Comments.

Nothing to report.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

Since July 2014, Santander Consumer USA Inc. has received civil subpoenas and civil investigative demands from various federal and state agencies, including from the U.S. Department of Justice under the Financial Institutions Reform, Recovery and Enforcement Act, the United States Securities and Exchange Commission and several state attorneys general, requesting the production of documents and communications that, among other things, relate to the origination, underwriting and securitization of auto loans for varying time periods since 2007. Investigations, proceedings or information-gathering requests that Santander Consumer USA Inc. is, or may become, involved in may result in adverse consequences to Santander Consumer USA Inc. including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

Wells Fargo Bank, N.A., as the indenture trustee, has provided the following information: On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities (“RMBS”) trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B. Other Information.

Santander Consumer USA Inc. is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc., a Delaware corporation (“SC Holdings”). SC Holdings has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”). Information about the delay of the filing of the 2015 Form 10-K can be found in SC Holdings’ Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016. Additional information about SC Holdings, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers, and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accounting Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of Santander Consumer USA Inc. and Wells Fargo Bank, National Association (each, a “Servicing Participant”) have been identified by the issuing entity as parties participating in the servicing function with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statements.

Santander Consumer USA Inc. has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. The Servicer has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of August 20, 2015, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SCUSA”) and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as representatives of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of August 26, 2015, between Santander Drive Auto Receivables Trust 2015-4, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated of August 26, 2015, between SCUSA and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of August 26, 2015, among the Issuer, Santander Drive, SCUSA and the Indenture Trustee

10.3***	Administration Agreement, dated as of August 26, 2015, among the Issuer, SCUSA, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of August 26, 2015, between Santander Drive and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SCUSA)

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SCUSA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2015-4 (Commission File No. 333-192513-08) with the Securities and Exchange Commission on August 24, 2015.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.
***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2015-4 (Commission File No. 333-192513-08) with the Securities and Exchange Commission on August 27, 2015.

(c) Not Applicable.

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2016

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Jennifer M. Davis
Name:	Jennifer M. Davis
Title:	Deputy Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of August 20, 2015, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SCUSA”) and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as representatives of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of August 26, 2015, between Santander Drive Auto Receivables Trust 2015-4, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated of August 26, 2015, between SCUSA and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of August 26, 2015, among the Issuer, Santander Drive, SCUSA and the Indenture Trustee

10.3***	Administration Agreement, dated as of August 26, 2015, among the Issuer, SCUSA, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of August 26, 2015, between Santander Drive and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SCUSA)

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SCUSA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2015-4 (Commission File No. 333-192513-08) with the Securities and Exchange Commission on August 24, 2015.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2015-4 (Commission File No. 333-192513-08) with the Securities and Exchange Commission on August 27, 2015.